Form 10-Q
period 2014-10-31
Adamas Ventures Inc.
filed 2014-12-10
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 333-194492

ADAMAS VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(I.R.S. Employer Identification No.)

Room 1403, No. 408 Jie Fang Zhong Road

Guangzhou, Guangdong, PR China, 510030

(Address of principal executive offices, including zip code)

86-2028-8808

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [ X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ]YES [X]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 10, 2014
Common stock, par value $0.0001 per share	20,000,000

ADAMAS VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets
As at October 31, 2014 and January 31, 2014

	October 31,	January 31,
	2014	2014
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 5,175	$ 6,675
TOTAL ASSETS	$ 5,175	$ 6,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ -	$ -
TOAL CURRENT LIABILITIES	$ -	$ -

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.0001 par value
Issued and Outstanding:
20,000,000 common shares at $0.0001 par value	2,000	2,000
Additional Paid-in Capital	8,000	8,000
(Deficit) accumulated during the development stage	(4,825)	(3,325)

TOTAL STOCKHOLDERS' EQUITY	$ 5,175	$ 6,675

TOTAL LIABILITIES AND EQUITY	$ 5,175	$ 6,675

The accompanying notes are an integral part of these financial statements

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations
For the Month Ended October 31, 2014 and 2013
the Period From January 31, 2014 (Inception) to October 31, 2014 (Unaudited)

	For Three Months Ended		For Nine Months Ended		From January 31, 2014
	October 31,	October 31,	October 31,	October 31,	(Inception) to October 31,
	2014	2013	2014	2013	2014
Revenues		-	-	-	-

General and Administration Expenses
Filing Fees			213		213
Professional Fees	$ 1,287	-	1,287	-	4,612
Total Expenses	$ 1,287	-	1,500	-	4,825

Operating loss	$ (1,287)	-	(1,500)	-	(4,825)

Net (loss) for the period	$ (1,287)	$ -	$ (1,500)	$ -	$ (4,825)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	20,000,000	-	20,000,000	-

The accompanying notes are an integral part of these financial statements.

Adamas Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Month Ended October 31, 2014 and 2013, and
the Period From January 31, 2014 (Inception) to October 31, 2014

	For Three Months Ended		For the Nine Months Ended		From January 31, 2014
	October 31,	October 31,	October 31,	October 31,	(Inception) to October 31,
	2014	2013	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,287)	-	$ (1,500)	-	$ (4,825)
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities		-	1,500	-

Net Cash Flow Used in Operating Activities	$ (1,287)	-	-	-	$ (4,825)

Investing Activities
Due from Related Party	-		-		-
Net Cash Flow Provided by Investing Activities	$ -		$ -		$ -

Financing Activities
Share Capital Contribution	-	-		-	10,000
Shareholder Loan	-	-	-	-	-
Net Cash Flow Provided by Financing Activities	$ -	$ -	$ -	$ -	$ 10,000

Net Change in Cash	$ (1,287)	$ -	$ -	$ -	$ 5,175

Cash, Beginning of Period	$ 6,462	$ -	$ 6,675	$ -	$ -

Cash, End of Period	$ 5,175	-	$ 5,175	-	$ 5,175

The accompanying notes are an integral part of these financial statements

ADAMAS VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization and Basis of Presentation

Adamas Ventures, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on January 31, 2014.

The Company is in the development phase and intends to sell baby products. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The Financial Statements and related disclosures as of October 31, 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The October 31, 2014, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements for the nine months ended October 31, 2014. Unless the context otherwise requires, all references to “Adamas Ventures,” “we,” “us,” “our” or the “company” are to Adamas Ventures, Inc. and any subsidiaries.

Note 2: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011- 11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements. In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

Note 3: Concentrations

The company has not had any sales.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Debt

The Company has no debt.

NOTES TO THE FINANCIAL STATEMENTS (continued)

Note 6: Capital Stock

On January 31, 2014 the Company authorized 75,000,000 shares of commons stock with a par value of $0.0001 per share.

On January 31, 2014 the Company issued 20,000,000 shares of common stock for a purchase price of $0.0001 per share to its founding shareholder. The Company received aggregate gross proceeds of $10,000.00.

As of October 31, 2014 there were no outstanding stock options or warrants.

Note 7: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 8: Related Party Transactions

The Company neither owns nor leases any real or personal property. The sole officer of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 9: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Note 10: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended October 31, 2014, the Company had an accumulated deficit of $4,825 and working capital of $5,175, which may not be sufficient to sustain operations over the next 12 months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis provides information which management of ADAMAS VENTURES, INC. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2014.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

General Overview

We are a development stage company and plan to operate in the distribution of baby products. We plan to market and distribute an assortment of high quality baby products in the Central and South American markets. Our products will include cribs, strollers, clothing, shoes, bottles, bibs, blankets, and toys. Some of our baby products will be designed as part of a series, meaning they will be designed and made in the same color-scheme and style. We currently have no baby products. We intend to purchase baby products from manufacturers in China, ship them to Central and South America and sell the products directly to retailers. We have not yet identified any manufacturers or shipping companies or negotiated any arrangements for such services. Our business plan first includes securing office space, developing a website, and then commencing our marketing efforts. We plan to complete the aforementioned within a one-year time span. In order to compete with other distributors of baby products in our target markets, we intend on hiring personnel with strong marketing backgrounds and who are also well connected in this industry.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company experienced general and administration expenses of $1,500 and $nil for the nine months ended October 31, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to an increase in professional and filings fees.

For the nine month period ended October 31, 2014, the company experienced a net loss of $1,500 compared to a loss of $nil for the six months ended October 31, 2013.

Liquidity and Capital Resources

During the nine months period ended October 31, 2014, the Company had no working capital needs. As of October 31, 2014, the Company has cash on hand in the amount of $5,175. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Quantitative Disclosures about Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ADAMAS VENTURES, INC.

Date : December 10, 2014	/s/ Jinshan Dai
Jinshan Dai
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)