Form 10-Q/A
period 2014-10-31
Adamas Ventures Inc.
filed 2015-02-23
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

[X]YES [ ]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 10, 2014
Common stock, par value $0.0001 per share	20,000,000

Explanatory Note: The purpose of this Amendment No. 1 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014 (the “Form 10-Q”), is solely to indicate the registrant is a shell company.  No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

-------------------------------------------------------------------------------------------------------------------------------------------------

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