Form 10-K
period 2015-01-31
Adamas Ventures Inc.
filed 2015-05-01
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

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

[ ] YES [ X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[X]YES [ ]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 31, 2015
Common stock, par value $0.0001 per share	20,000,000

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

ADAMAS VENTURES, INC.

FORM 10-K

For the Fiscal Year ended January 31, 2015

Table of Contents

Part I

        Item 1.        Description of Business

        Item 1A.     Risk Factors

        Item 1B.     Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Item 8.        Financial Statements and Supplementary Data

                          Management's Report on Internal Control Over Financial Reporting

                          Report of Independent Registered Public Accounting Firm

Part III

        Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.     Controls and Procedures

        Item 9B.     Other Information

        Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF ADAMAS VENTURES, INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

-------------------------------------------------------------------------------------------------------------------------------------------------

PART I

Item 1. Business.

General

Adamas Ventures, Inc. was incorporated in the State of Nevada on January 31, 2014 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since Inception. We are a development stage company formed to commence operations in the distribution of baby products. We have developed our business plan, but have not yet commenced our proposed operations. We maintain our statutory registered agent's office at 711 S Carson Street, Suite 6, Carson City, Nevada, USA, 89701. Our business office is located at Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030. Our telephone number is 86-2028-8808 and our fax number is 86-8333-2588.

We plan to market and distribute an assortment of baby products in the Central and South American market. Our products will be offered at prices marked-up from 10% to 15% of our cost which is the range of discounted prices we will purchase our products from the manufacturer. Our customers will be asked to pay us 100% in advance.

We plan to fill placed orders and to supply the products within a period of forty days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments.  Our customers will be asked to pay us 100% in advance. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If the customer decides to pay by check/money order, then we will apply a certain amount of days before shipping in order to have the check/money order cleared. Customers will be responsible to cover the shipping costs.  Since we anticipate having a thirty-day period to process/fill orders, we do not plan to purchase inventory in advance, but rather on a per request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers upon their requests. Customers will be responsible for the custom duties, taxes, insurance or any other additional charges that may incur.

Product

We plan to distribute baby products such as cribs, strollers, clothing, shoes, bottles, bibs, blankets, and toys. Some of our baby products will be designed as part of a series (made and designed in the same color-scheme and style).

Sales and Marketing Strategy

We first intend to distribute our products in Panama. We intend to enter into agreements with numerous baby product distributors and the distributors will market and sell the products to their retail clients.

We also plan to offer our product to larger department stores that have a high volume of customer traffic. Our competitive advantage is that we offer a high quality product, while maintaining reasonable prices. We believe that we will be successful in selling high quality products at reasonable prices because manufactures in Panama sell their products through a network of specialized intermediary distribution companies rather than themselves. We plan to buy the product directly from the manufacturer at discounted prices.

To begin with, our sole officer and director, Jinshan Dai will market our products.  If we sell at least 50% of the shares in this offering, we intend to hire one salesperson with good knowledge and connections in the sanitary ware distribution and construction industry to introduce our product. The salesperson’s job would be to find new potential purchasers, and to set up agreements with them to buy our ceramic sanitary ware. We intend to focus on direct marketing efforts whereby our representative will directly contact:

•	distributors that are responsible for marketing and selling baby products to children’s stores;
•	suppliers of baby products; and
•	retail outlets such as children’s specialty stores and department stores.

These distributors, suppliers and retailers will be asked to sell our products to consumers.  We will provide them with the baby products at wholesale prices. Our profit margin in these prices will be 10-20%. Our customers will then sell them to consumers at retail prices, which are typically 25%-30% higher than wholesale prices.

Competition

There are many barriers of entry in the baby product market and the level of competition is extremely high. Examples of barriers of entry in this market include: brand loyalty, aggressive lower pricing tactics, and economies of scale. Many of our established competitors have developed a brand following which would make our potential customers prefer their baby products to ours. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to enter and compete in this market. Economies of scale make it easier for our larger established competitors to negotiate price discounts with their suppliers of baby products, which would leave us at a disadvantage. The principal competitive factors in our industry are pricing and the quality of our products. We will be in a market where we will be in direct competition with many domestic and international companies offering similar products. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater and more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better prices for similar products than us, which may also cause us to lose business. We also foresee to continue to face challenges from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Adamas Ventures, Inc. has not yet entered the market and has no market penetration to date. Once we enter the market, we will be one of many participants in the business of distributing baby products. Many established and well-financed entities are currently active in the business of distributing such products. Nearly all of Adamas Ventures, Inc.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Adamas Ventures, Inc. We are, consequently, at a competitive disadvantage in the market. Therefore, Adamas Ventures, Inc. may not be able to establish itself within the industry at all.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to suspend or cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director, Jinshan Dai.

Offices

Our business office is located at Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030.  This office is provided by Jinshan Dai, our President and sole Director. Our phone number is 86-2028-8808 and our fax number is 86-8333-2588. We do not pay any rent to Mr. Dai and there is no agreement to pay any rent in the future.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to import and export of baby products and the operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable import and export regulations.

Item 1A. Risk Factors.

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Our Business:

WE ARE SOLELY DEPENDENT UPON THE FUNDS RAISED IN THIS OFFERING TO CONDUCT OUR BUSINESS, THE PROCEEDS OF WHICH MAY BE INSUFFICIENT TO ACHIEVE REVENUES AND PROFITABLE OPERATIONS. WE MAY NEED TO OBTAIN ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

Our current operating funds are less than what is necessary to complete our intended operations in the distribution of baby products. We need the proceeds from this offering to continue our operations as described in the “Plan of Operation” section of this prospectus. As of January 31, 2015, we had cash in the amount of $2,285 and zero liabilities. As of this date, we have no income and only recently began our operation. The proceeds of this offering may not be sufficient for us to achieve revenues and profitable operations. We may need additional funds to achieve a sustainable level of sale where ongoing operations can be funded from revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES IN THE FORESEEABLE FUTURE.

We were incorporated on January 31, 2014 and to date have been involved primarily in organizational activities and have commenced only limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties typically encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered after evaluating the potential problems, expenses, difficulties, complications and delays we may encounter in relation to the operations that we plan to undertake. These potential problems may include, but are not limited to, unanticipated issues relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING.  OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $7,715 for the period since our Inception to January 31, 2015 and have no revenues as of this date. Our future is dependent upon our ability to obtain financing and upon future profitable operations in the distribution of baby products. Furthermore, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. Hillary CPA Group, our independent registered public accounting firm, has expressed substantial doubt regarding our ability to continue as a going concern. This opinion could materially impede our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when required, we will not be able to implement our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Adamas Ventures, Inc. is suitable for you.

We require minimum funding of approximately $30,000 to conduct our proposed operations for a period of one year. If we unable to raise this amount, or if we experience a shortage of funds prior to funding, we may utilize funds from Jinshan Dai, our sole officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and related operation expenses. However, Mr. Dai has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. After one year we may need additional financing. If we do not generate any revenue we may need a minimum of $10,000 of additional funding to pay for ongoing SEC filing requirements. We do not currently have any arrangements for additional financing.

If we are successful in raising the funds from this offering, we plan to commence activities to continue our operations. We cannot provide investors with any assurance that we will be able to raise sufficient funds to continue operations according to our business plan.

WE FACE STRONG COMPETITION FROM LARGER AND WELL ESTABLISHED COMPANIES, WHICH COULD HARM OUR BUSINESS AND ABILITY TO OPERATE PROFITABLY.

Our industry is very competitive as there are many different distributors of baby products. Even though the industry is highly fragmented, it has a number of large and well-established companies, which are profitable and supply a large segment of our market. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A SUSPENSION OR CESSATION OF OPERATIONS.

We currently have no customers. We have not identified any customers and cannot guarantee we will ever have any customers.  Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell baby products at prices that will generate a profit.

WE ARE A SMALL COMPANY AND HAVE LIMITED CAPITAL. AS A RESULT, OUR MARKETING CAMPAIGN MAY NOT ATTRACT SUFFICIENT CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY BE REQUIRED TO SUSPEND OR CEASE OPERATIONS.

Due to the fact that we are a small company and have limited capital, we must limit our marketing activities and may not be able to make our products known to potential customers. Due to limited marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may be required to suspend or cease operations.

BECAUSE WE WILL EXPORT OUR PRODUCTS FROM CHINA, A DISRUPTION IN THE DELIVERY OF EXPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We plan to purchase our products in China and have them exported to the locations of our customers in Panama. Consequently, disruptions in shipping deliveries may have a greater effect on us than on our competitors who manufacture and/or warehouse products in the destination countries. Deliveries of our products may be disrupted due to factors such as:

     (1)  raw material shortages, work stoppages, strikes and political unrest;

     (2)  problems with ocean shipping, including work stoppages and shipping container shortages;

     (3)  increased inspections of import shipments or other factors causing delays in shipments; and

     (4)  economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows for them to continue delivering their products in the near term despite overseas shipping disruptions. If our competitors are able to deliver products when we are unable to, our reputation may be damaged and we may lose customers to our competitors.

OUR OPERATIONS AND ASSETS IN CHINA ARE SUBJECT TO SIGNIFICANT POLITICAL AND ECONOMIC UNCERTAINTIES.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner that may reduce or eliminate any benefits from its present policies of economic reform.

The government of China exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies.  Uncertainties may arise with changes in governmental policies and measures. Additional changes in China that may have a material adverse effect on our business, results of operations and financial condition include, but are not limited to, are changes in laws and regulations, the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency, imports and sources of supply, the nationalization or other expropriation of private enterprises, and adverse changes in the political, economic or social conditions.

BECAUSE CHINESE LAW WILL GOVERN ALMOST ALL OF OUR MATERIAL AGREEMENTS, WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS WITHIN CHINA OR ELSEWHERE, WHICH COULD RESULT IN A SIGNIFICANT LOSS OF BUSINESS, BUSINESS OPPORTUNITIES, OR CAPITAL.

The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a resolution under any of our agreements could result in a significant loss of business, business opportunities, or capital.

IMPOSITION OF TRADE BARRIERS AND TAXES MAY REDUCE OUR ABILITY TO DO BUSINESS INTERNATIONALLY, AND THE RESULTING LOSS OF REVENUE COULD HARM OUR PROFITABILITY.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE IN OUR INTENDED OPERATIONS OF THE DISTRIBUTION OF BABY PRODUCTS, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

Our sole officer and director has no professional training or experience in the distribution of baby products. Mr. Dai’s lack of experience may hinder our ability to commence distribution of our baby products and earn revenue. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL OWN FIFTY PERCENT OR MORE OF OUR OUTSTANDING COMMON STOCK, HE MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Dai, our sole officer and director, will own fifty percent or more of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and he will also have the power to prevent or cause a change in control.  The interests of Mr. Dai may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS.  THIS ACTIVITY COULD PREVENT US FROM ATTRACTING SUFFICIENT CUSTOMERS AND RESULT IN A LACK OF REVENUES, WHICH MAY CAUSE US TO SUSPEND OR CEASE OPERATIONS.

Jinshan Dai, our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately twenty hours a week to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. Consequently, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible suspension or cessation of operations.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of our common stock. Such stock issuances will cause stockholders' interests in our company to be diluted.  Such dilution will negatively affect the value of an investor's shares.

OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE MANAGING A PUBLIC COMPANY WHICH IS REQUIRED TO ESTABLISH AND MAINTAIN DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

We have never operated as a public company. Jinshan Dai, our sole officer and director has no experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all the various rules and regulations required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

- have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

- provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

- comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

- submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

- disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our business office is located at Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030.  This office is provided by Jinshan Dai, our President and sole Director. Our phone number is 86-2028-8808 and our fax number is 86-8333-2588.

Item 3. Legal Proceedings.

There are no existing, pending or threatened legal proceedings involving ADAMAS VENTURES, INC. , or against any of our sole officer and director as a result of their involvement with the Company.

iTEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2015.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our shares are currently not being traded.

We currently do not have a transfer agent.

(b) Holders.

As of January 31, 2015, there was one stockholder of record of the Company's Common Stock. As of such date, 20,000,000 common shares were issued and outstanding.

(c) Dividends.

During the period covered by this Report, we have not declared or paid cash dividends. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. We anticipate retaining any earning for use in our continued development. We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans.

The Company has never issued securities under and does not have any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no common stock sale during the year ended January 31, 2015.

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under "Item 1A Risk Factors" and elsewhere in this Annual Report. See "Special Note Regarding Forward-Looking Statements."

We are a development stage corporation and have not started operations and have not yet generated or realized any revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin implementing and marketing our dealerships to our target markets. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in this offering, any amount raised will last twelve months. The difference between the minimum and maximum amount relates to the website development; marketing and advertising; equipment and office furniture; and hiring one employee. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our business plan to potential customers. We will not begin operations until we raise money from this offering. We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should He not have sufficient experience, He may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Our fiscal year end is January 31.

Results of Operations

Cash Requirements

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of January 31, 2015 consisted of a cash balance of $20,005. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

It is uncertain how much in additional funds we will require to fund operations over the next twelve months, as the Company is presently exploring various potential business opportunities. If we do not have the funds necessary to cover any significant operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed the estimates we will make. In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Our auditors have issued a going concern opinion for the year ended January 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of January 31, 2015, our total assets were $2,285. The total liabilities is nil.

The Company has experienced accumulated net loss of $7,715 since inception to January 31, 2015.

Our net loss from operations was $4,390 for the year ended January 31, 2015, as compared to $3,325 for the year ended January 31, 2014. The increase in expenses of the year ended January 31, 2015 was due to the increase in the professional fees and Filing fee.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending January 31, 2015.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of January 31, 2015, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes and disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

  None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table presents information with respect to our sole officer, director and significant employee as of January 31, 2015:

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jinshan Dai Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Jinshan Dai has acted as our President, Treasurer, Secretary and Director since our incorporation on January 31, 2014. Mr. Dai owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Dai should be appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and the sole member of our board of directors. This decision did not in any manner relate to Mr. Dai’s previous employment history.  Mr. Dai’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Since 2005, Jinshan Dai has held the position as the senior sales manager at Hongmai Appliance Co., Ltd. Mr. Dai intends to devote twenty hours a week of his time to planning and organizing activities of Adamas Ventures, Inc.

During the past ten years, Mr. Dai has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Dai was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Dai’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2014, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Dayong Sun

Nomination Process

As of the date of this Report, we have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 407 (a) of Regulation S-K. Our board of directors is currently comprised of only one member and we believe that the functions of the audit committee can be adequately performed by the board of directors.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030

Item 11. Executive Compensation.

The following table sets forth the compensation paid to (i) our principal executive officer; (ii) each of our two most highly compensated executive officers who were serving as executive officers; and (iii) up to two additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as our executive officer at the end of the year. No disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name	Year (l)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jinshan Dai	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards

As at January 31, 2015, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended January 31, 2015.

Options Grants

During the year ended January 31, 2015, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended January 31, 2015 and Year End Option Values

There were no stock options exercised during the year ended January 31, 2015 and no stock options held by our executive officers at the end of the year ended January 31, 2015.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended January 31, 2015.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended January 31, 2015, we did not pay any compensation or grant any stock options to our directors.

Indemnification

Under the Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the close of business on January 31, 2015, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. As of January 31, 2015, there were 20,000,000 shares of our common stock issued and outstanding.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jinshan Dai Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030	20,000,000 shares of common stock (direct)	100%

 The mailing address for each person is our address at Room 1403, No. 408 Jie Fang Zhong Road, Guangzhou, Guangdong, PR China, 510030.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above. The Company intends to make option grants to certain officers and directors within the foreseeable future, however, no options or agreements pertaining to options have been granted or entered into by the Company or such officers and directors as of the date hereof.

Potential Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company's voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended January 31, 2015 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. We have determined that Jinshan Dai is not an independent director as defined in Item 407(a) of Regulation S-K.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

There were no transactions with any independent directors during the period covered by this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended January 31, 2015 and for the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with related persons.

Describe any transaction, since the beginning of the registrant's last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Disclose the following information regarding the transaction:

1. The name of the related person and the basis on which the person is a related person.

2. The related person's interest in the transaction with the registrant, including the related person's position(s) or relationship(s) with, or ownership in, a firm, corporation, or other entity that is a party to, or has an interest in, the transaction.

3. The approximate dollar value of the amount involved in the transaction.

4. The approximate dollar value of the amount of the related person's interest in the transaction, which shall be computed without regard to the amount of profit or loss.

5. In the case of indebtedness, disclosure of the amount involved in the transaction shall include the largest aggregate amount of principal outstanding during the period for which disclosure is provided, the amount thereof outstanding as of the latest practicable date, the amount of principal paid during the periods for which disclosure is provided, the amount of interest paid during the period for which disclosure is provided, and the rate or amount of interest payable on the indebtedness.

6. Any other information regarding the transaction or the related person in the context of the transaction that is material to investors in light of the circumstances of the particular transaction.

We have determined that Jinshan Dai is not an independent director as defined in Item 407(a) of Regulation S-K.

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2015 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $ 750 David L. Hillary, Jr., CPA, CITP, MBA

Audit-Related Fees

The aggregate fees billed by David L. Hillary, Jr., CPA, CITP, MBA for audit related services for the fiscal year ended January 31, 2015 and January 31, 2014, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by David L. Hillary, Jr., CPA, CITP, MBA for tax compliance, tax advice and tax planning for the fiscal year ended January 31, 2015 and January 31, 2014 was $0. All Other Fees

The aggregate fees billed by the Company's principal accountants, David L. Hillary, Jr., CPA, CITP, MBA for services other than those described above, for the year ended January 31, 2015 and January 31, 2014, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by David L. Hillary, Jr., CPA, CITP, MBA during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The Index to the Consolidated Financial Statements is found on page F-1 of this Report.

Exhibit No.                              Description

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to there quirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

ADAMAS VENTURES, INC.

(Registrant)

By:/s/ Jinshan Dai

Jinshan Dai

President, Treasurer and Secretary

Principal Executive, Financial and Accounting Officer

April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jinshan Dai	President, Treasurer and Secretary Principal Executive, Financial and Accounting Officer	April 30, 2015
Jinshan Dai

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal year ended January 31, 2015 and period ended January 31, 2014

F-2

Statements of Operations for the fiscal year ended January 31, 2015 and period ended January 31, 2014

F-3

Statements of Cash Flows for the fiscal year ended January 31, 2015 and period ended January 31, 2014

F-4

Statements of Shareholder's Equity (Deficit)

F-5

Notes to Financial Statements

F-6

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Adamas Ventures, Inc.

We have audited the accompanying balance sheets of Adamas Ventures, Inc. (“the Company”) as of January 31, 2015 and 2014 and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/David L. Hillary, Jr.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

April 28, 2015

F-2

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets

	January 31,	January 31,
	2015	2014
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,285	$ 6,675
TOTAL ASSETS	$ 2,285	$ 6,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ -	$ -
TOAL CURRENT LIABILITIES	$ -	$ -

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.0001 par value
Issued and Outstanding:
20,000,000 common shares at $0.0001 par value	2,000	2,000
Additional Paid-in Capital	8,000	8,000
(Deficit) accumulated during the development stage	(7,715)	(3,325)

TOTAL STOCKHOLDERS' EQUITY	$ 2,285	$ 6,675

TOTAL LIABILITIES AND EQUITY	$ 2,285	$ 6,675

The accompanying notes are an integral part of these financial statements

F-3

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Year Ended	For the Year Ended	From January 31, 2014 (Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014	2015
Revenues		-	-	-	-

General and Administration Expenses
Filing Fees			213		213
Professional Fees	$ 2,890	3,325	4,177	3,325	7,502
Total Expenses	$ 2,890	3,325	4,390	3,325	7,715

Operating loss	$ (2,890)	(3,325)	(4,390)	(3,325)	(7,715)

Net (loss) for the period	$ (2,890)	$ (3,325)	$ (4,390)	$ (3,325)	$ (7,715)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

F-4

Adamas Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended		From January 31, 2014 (Inception) to
	January 31,	January 31,	January 31,
	2015	2014	2015

Cash Flow from Operating Activities
Net (loss) for the period	$ (4,390)	(3,325)	$ (7,715)
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities

Net Cash Flow Used in Operating Activities	$ (4,390)	(3,325)	$ (7,715)

Investing Activities
Due from Related Party	-		-
Net Cash Flow Provided by Investing Activities	$ -		$ -

Financing Activities
Share Capital Contribution	-	10,000	10,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	$ -	$ 10,000	$ 10,000

Net Change in Cash	$ (4,390)	$ 6,675	$ 2,285

Cash, Beginning of Period	$ 6,675	$ -	$ -

Cash, End of Period	$ 2,285	$ 6,675	$ 2,285

The accompanying notes are an integral part of these financial statements

F-4

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From January 31, 2014 (Inception) to January 31, 2015

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Stock issued for cash at $0.0001 per share, January 31, 2014	20,000,000	$ 2,000	$ 8,000		$ 10,000

Net Loss for the year ended January 31, 2014				(3,325)	(3,325)

Balances-January 31, 2014	20,000,000	$ 2,000	$ 8,000	$ (3,325)	$ 6,675

Net Loss for the Month ended January 31, 2015				(4,390)	(4,390)

Balances-January 31, 2015	20,000,000	$ 2,000	$ 8,000	$ (7,715)	$ 2,285

F-6

ADAMAS VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Year Ended January 31, 2015

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

The Financial Statements and related disclosures as of January 31, 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The January 31, 2015, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements for the nine months ended January 31, 2015. Unless the context otherwise requires, all references to “Adamas Ventures,” “we,” “us,” “our” or the “company” are to Adamas Ventures, Inc. and any subsidiaries.

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

As of January 31, 2015 there were no outstanding stock options or warrants.

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

For the period ended January 31, 2015, the Company had an accumulated deficit of $7,715 and working capital of $2,285, which may not be sufficient to sustain operations over the next 12 months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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