Form 10-Q
period 2015-04-30
Adamas Ventures Inc.
filed 2015-06-12
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ]YES [X]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 30, 2015
Common stock, par value $0.0001 per share	20,000,000

ADAMAS VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,285	$ 2,285
TOTAL ASSETS	$ 2,285	$ 2,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,250	$ -
TOAL CURRENT LIABILITIES	$ 1,250	$ -

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.0001 par value
Issued and Outstanding:
20,000,000 common shares at $0.0001 par value	2,000	2,000
Additional Paid-in Capital	8,000	8,000
(Deficit) accumulated during the development stage	(8,965)	(7,715)

TOTAL STOCKHOLDERS' EQUITY	$ 1,035	$ 2,285

TOTAL LIABILITIES AND EQUITY	$ 2,285	$ 2,285

The accompanying notes are an integral part of these financial statements

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		From January 31, 2014 (Inception) to
	April 30,	April 30,	April 30,
	2015	2014	2015
Revenues		-	-

General and Administration Expenses
Filing Fees		213	213
Professional Fees	$ 1,250	1,125	8,752
Total Expenses	$ 1,250	1,338	8,965

Operating loss	$ (1,250)	(1,338)	(8,965)

Net (loss) for the period	$ (1,250)	$ (1,338)	$ (8,965)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Adamas Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For Three Months Ended Ended		From January 31, 2014 (Inception) to
	April 30,	April 30,	April 30,
	2015	2014	2015

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,250)	(1,338)	$ (8,965)
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	1,250		1,250
Net Cash Flow Used in Operating Activities	$ -	(1,338)	$ (7,715)

Investing Activities
Due from Related Party	-		-
Net Cash Flow Provided by Investing Activities	$ -		$ -

Financing Activities
Share Capital Contribution	-	-	10,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	$ -	$ -	$ 10,000

Net Change in Cash	$ -	$ (1,338)	$ 2,285

Cash, Beginning of Period	$ 2,285	$ 6,675	$ -

Cash, End of Period	$ 2,285	$ 5,337	$ 2,285

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

As of April 30, 2015 there were no outstanding stock options or warrants.

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

For the period ended April 30, 2015, the Company had an accumulated deficit of $8,965 and working capital of $2, 285, which may not be sufficient to sustain operations over the next 12 months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2015.

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

General Overview

We are a development stage company and plan to operate in the distribution of baby products. We plan to market and distribute an assortment of high quality baby products in the Central and South American markets. Our products will include cribs, strollers, clothing, shoes, bottles, bibs, blankets, and toys. Some of our baby products will be designed as part of a series, meaning they will be designed and made in the same color-scheme and style. We intend to purchase baby products from manufacturers in China, ship them to Central and South America and sell the products directly to retailers. We are identifying potential manufacturers, shipping companies and negotiating arrangements for such products and services. In addition, we are securing office space and developing a website.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company experienced general and administration expenses of $ 1,250 and $1,338 for the three months ended April 30, 2015 and 2014, respectively. The decrease in general and administration expenses for this period are attributed to an decrease in filings fees.

For the three month period ended April 30, 2015, the company experienced a net loss of $1,250 compared to a loss of $1,338 for the three months ended April 30, 2015.

Liquidity and Capital Resources

During the three months period ended April 30, 2015, the Company had no working capital needs. As of April 30, 2015, the Company has cash on hand in the amount of $2, 285. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADAMAS VENTURES, INC.

Date : June 11, 2015	/s/ Jinshan Dai
Jinshan Dai
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)