Form 10-Q
period 2015-07-31
Adamas Ventures Inc.
filed 2015-09-15
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ]YES [X]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2015
Common stock, par value $0.0001 per share	20,000,000

ADAMAS VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets

	July 31,	January 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,285	$ 2,285
TOTAL ASSETS	$ 2,285	$ 2,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,250	$ -
TOAL CURRENT LIABILITIES	$ 1,250	$ -

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

The accompanying notes are an integral part of these financial statements

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenues		-		-

General and Administration Expenses
Filing Fees		-		213
Professional Fees	$ -	-	$ 1,250	1,125
Total Expenses	$ -	-	$ 1,250	1,338

Operating loss	$ -	-	$ (1,250)	(1,338)

Net (loss) for the period	$ -	$ -	$ (1,250)	$ (1,338)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Adamas Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For Six Months Ended Ended
	July 31,	July 31,
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,250)	(1,338)
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	1,250
Net Cash Flow Used in Operating Activities	$ -	(1,338)

Net Change in Cash	$ -	$ (1,338)

Cash, Beginning of Period	$ 2,285	$ 6,675

Cash, End of Period	$ 2,285	$ 5,337

The accompanying notes are an integral part of these financial statements.

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

As of July 31, 2015 there were no outstanding stock options or warrants.

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

For the period ended July 31, 2015, the Company had an accumulated deficit of $8,965 and working capital of $2, 285, which may not be sufficient to sustain operations over the next 12 months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2015.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company experienced general and administration expenses of $1 250 and $1,338 for the six months ended July 31, 2015 and 2014, respectively. The decrease in general and administration expenses for this period are attributed to an decrease in filings fees.

For the six months period ended July 31, 2015, the company experienced a net loss of $1,250 compared to a loss of $1,338 for the six months ended July 31, 2014.

Liquidity and Capital Resources

During the three months period ended July 31, 2015, the Company had no working capital needs. As of July 31, 2015, the Company has cash on hand in the amount of $2, 285. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADAMAS VENTURES, INC.

Date : September 14, 2015	/s/ Jinshan Dai
Jinshan Dai
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)