Form 10-Q/A
period 2015-07-31
Adamas Ventures Inc.
filed 2015-12-15
CIK 1600694

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ]YES [X]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2015
Common stock, par value $0.0001 per share	30,000,000

EXPLANATORY NOTE

This is the Amendment No. 1 to the Form 10-Q (the "Amended Report") that was originally filed by Adamas Ventures, Inc. (the "Company") for the period of the year ended July 31, 2015. The original Form 10-Q being amended was filed with the Securities and Exchange Commission (the "SEC") on the date of September 15, 2015 (the "Original Report"). This Amended Report is to correct the Original Report in regards to information on the disclosure of common shares issuance. Except as stated within the document or included in reference, there have been no other alterations made to that of the Original Report, where there have been no modifications or updates made in any way to the disclosures contained in the Original report. Subsequently, this Amended should be read in conjunction with the Original Report and the Company's other SEC filings.

ADAMAS VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets

	July 31,	January 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,285	$ 2,285
Stock Subscription Receivables	100,000	-
TOTAL ASSETS	$ 102,285	$ 2,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,250	$ -
TOAL CURRENT LIABILITIES	$ 1,250	$ -

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.0001 par value
Issued and Outstanding:
20,000,000 common shares at $0.0001 par value	2,000	2,000
10,000,000 common shares at $0.0001 par value	1,000	-
Additional Paid-in Capital	107,000	8,000
(Deficit) accumulated during the development stage	(8,965)	(7,715)
TOTAL STOCKHOLDERS' EQUITY	$ 101,035	$ 2,285

TOTAL LIABILITIES AND EQUITY	$ 102,285	$ 2,285

The accompanying notes are an integral part of these financial statements

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenues		-		-

General and Administration Expenses
Filing Fees		-		213
Professional Fees	$ -	-	$ 1,250	1,125
Total Expenses	$ -	-	$ 1,250	1,338

Operating loss	$ -	-	$ (1,250)	(1,338)

Net (loss) for the period	$ -	$ -	$ (1,250)	$ (1,338)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	30,000,000	20,000,000	30,000,000	20,000,000

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

During the period of May and June, 2015, the Company issued 10,000,000 shares of common stocks for a purchase price of $0.01 per share for gross proceeds of $100,000.

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

ADAMAS VENTURES, INC.

Date: December 14, 2015	/s/ Jinshan Dai
Jinshan Dai
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)