Form 10-Q
period 2017-04-30
Adamas Ventures Inc.
filed 2017-06-15
CIK 1600694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[ ]YES [X]NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 30, 2017
Common stock, par value $0.0001 per share	30,000,000

ADAMAS VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adamas Ventures Inc.
(A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2017	2017
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$915	$915
Stock Subscription Receivable	100,000	100,000
TOTAL ASSETS	$100,915	$100,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$-	$-
Due to Related Party	745	745
TOAL CURRENT LIABILITIES	$745	$745

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.0001 par value
Issued and Outstanding:
30,000,000 common shares at $0.0001 par value	3,000	3,000
Additional Paid-in Capital	107,000	107,000

(Deficit) accumulated during the development stage	(9,830)	(9,830)
TOTAL STOCKHOLDERS' EQUITY	$100,170	$100,170

TOTAL LIABILITIES AND EQUITY	$100,915	$100,915

The accompanying notes are an integral part of these financial statements

Adamas Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		From January 31, 2014 (Inception) to
	April 30,	April 30,	April 30,
	2017	2016	2017
Revenues		-	-

General and Administration Expenses
Filing Fees		-	958
Professional Fees	$-	-	8,872
Total Expenses	$-	-	9,830

Operating loss	$-	-	(9,830)

Net (loss) for the period	$-	$-	$(9,830)

Net (loss) per share
Basic and diluted	$-	$-

Weighted Average Shares Outstanding
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

Adamas Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Three Months Ended		From January 31, 2014 (Inception) to
	April 30,	April 30,	April 30,
	2017	2016	2017

Cash Flow from Operating Activities
Net (loss) for the period	$-	-	$(9,830)
Changes in Non-Cash Working Capital Items
Stock Subscription Receivable			(100,000)
Accounts Payable and Accrued Liabilities	-	-

Net Cash Flow Used in Operating Activities	$-	$-	$(109,830)

Investing Activities
Due from Related Party	-		745
Net Cash Flow Provided by Investing Activities	$-	$-	$745

Financing Activities
Share Capital Contribution	-	-	110,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	$-	$-	$110,000

Net Change in Cash	$-	$-	$915

Cash, Beginning of Period	$915	$915	$-

Cash, End of Period	$915	$915	$915

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements for the three month ended April 30, 2017 and April 30, 2016. Unless the context otherwise requires, all references to “Adamas Ventures,” “we,” “us,” “our” or the “company” are to Adamas Ventures, Inc. and any subsidiaries.

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

For the period ended April 30, 2017, the Company had an accumulated deficit of $9,830, which may not be sufficient to sustain operations over the next 12 months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Caution About Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2017.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company experienced general and administration expenses of $nil and $1,370 for the three months ended January 31, 2017 and 2016, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees.

For the quarter ended April 30, 2017, the company experienced a net loss of $nil , same as for the three month ended April 31, 2016.

Liquidity and Capital Resources

During the three months period ended April 30, 2017, the Company had no working capital needs. As of April 30, 2017, the Company has cash on hand in the amount of $915. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ADAMAS VENTURES, INC.

Date : June 14, 2017	/s/ Jinshan Dai
Jinshan Dai
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)